Form 10-K
period 2025-12-31
JPMDB Commercial Mortgage Securities Trust 2016-C2
filed 2026-03-20
CIK 1671520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025, the primary servicer of the Williamsburg Premium Outlets Mortgage Loan, the One Harbor Point Square Mortgage Loan, the Naples Grande Beach Resort Mortgage Loan and the Hall Office Park A1/G1/G3 Mortgage Loan prior to March 1, 2025 and the primary servicer and special servicer of the 787 Seventh Avenue Mortgage Loan and the Palisades Center Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025, the primary servicer of the Williamsburg Premium Outlets Mortgage Loan, the One Harbor Point Square Mortgage Loan, the Naples Grande Beach Resort Mortgage Loan and the Hall Office Park A1/G1/G3 Mortgage Loan and the Palisades Center Mortgage Loan on and after March 1, 2025, the primary servicer and special servicer of the 787 Seventh Avenue Mortgage Loan on and after March 1, 2025 and the special servicer of the Palisades Center Mortgage Loan between March 1, 2025 and April 16, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to December 17, 2025 (except with respect to the Quaker Bridge Mall Mortgage Loan, for which it acted as special servicer from January 1, 2025 to December 31, 2025), the Williamsburg Premium Outlets Mortgage Loan, the Naples Grande Beach Resort Mortgage Loan and the Hall Office Park A1/G1/G3 Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Argentic Services Company LP is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement (except with respect to the Quaker Bridge Mall Mortgage Loan). In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), the percentage of must be reduced pro rata because it was only acting as special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement (except with respect to the Quaker Bridge Mall Mortgage Loan) from December 17, 2025 to December 31, 2025. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required. In addition, Argentic Services Company LP is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each master servicer under the Pooling and Servicing Agreement and each primary servicer of the 787 Seventh Avenue Mortgage Loan, the Naples Grande Beach Resort Mortgage Loan, the Williamsburg Premium Outlets Mortgage Loan, the Hall Office Park A1/G1/G3 Mortgage Loan, the Palisades Center Mortgage Loan and the One Harbor Point Square Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the One Harbor Point Square Mortgage Loan, the Palisades Center Mortgage Loan, the 100 East Pratt Mortgage Loan and the Four Penn Center Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the One Harbor Point Square Mortgage Loan, Mount Street US (Georgia) LLP as special servicer of the Palisades Center Mortgage Loan on and after April 17, 2025 and Argentic Services Company LP as special servicer of the 100 East Pratt Mortgage Loan and the Four Penn Center Mortgage Loan on and after December 17, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and (ii) the servicer compliance statements of LNR Partners, LLC as special servicer of the One Harbor Point Square Mortgage Loan, Mount Street US (Georgia) LLP as special servicer of the Palisades Center Mortgage Loan on and after April 17, 2025 and Argentic Services Company LP as special servicer of the 100 East Pratt Mortgage Loan and the Four Penn Center Mortgage Loan on and after December 17, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as certificate administrator, trustee and custodian.

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

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA. The court denied the remainder of the motion to dismiss. IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed. On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss.  On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order. On August 30, 2022, the New York Supreme Court, Appellate Division, First Department affirmed in part and reversed in part the court’s order on the motion to dismiss.  After DBNTC and DBTCA appealed the First Department’s decision, on June 15, 2023, the New York Court of Appeals reversed the First Department’s decision in part, dismissing certain additional contract claims, as well as IKB’s claims for breach of fiduciary duty and breach of duty to avoid conflicts of interest.  On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021.  On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint.  On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts.  On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust.  On April 22, 2022, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to 17 certificates at issue, including all claims as to 5 trusts.  On February 28, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to two trusts, leaving 15 trusts at issue.  On November 21, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to three trusts, leaving 12 trusts at issue.  On November 14, 2024, DBNTC and DBTCA filed a motion for summary judgment.  Also on November 14, 2024, IKB filed a motion for partial summary judgment.  On August 11, 2025, the court granted in part and denied in part certain aspects of both motions.  On October 20, 2025, the court resolved the remainder of both motions and dismissed certain additional claims. All parties have filed notices of appeal with respect to certain aspects of the court’s summary judgment orders.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s current evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the applicable servicing agreement.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

33.2         Trimont LLC, as Master Servicer on and after March 1, 2025

33.3         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to December 17, 2025

33.4         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Quaker Bridge Mall Mortgage Loan (see Exhibit 33.3)

33.5         Argentic Services Company LP, as Special Servicer on and after December 17, 2025 (except with respect to the Quaker Bridge Mall Mortgage Loan) (Omitted. See Explanatory Notes.)

33.6         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.7         Wells Fargo Bank, National Association, as Certificate Administrator

33.8         Wells Fargo Bank, National Association, as Custodian

33.9         Pentalpha Surveillance LLC, as Operating Advisor

33.10       CoreLogic Solutions, LLC, as Servicing Function Participant

33.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.12       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.13       Wells Fargo Bank, National Association, as Primary Servicer of the Quaker Bridge Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.14       Trimont LLC, as Primary Servicer of the Quaker Bridge Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Quaker Bridge Mall Mortgage Loan (see Exhibit 33.3)

33.16       Wilmington Trust, National Association, as Trustee of the Quaker Bridge Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.17       Wells Fargo Bank, National Association, as Custodian of the Quaker Bridge Mall Mortgage Loan (see Exhibit 33.8)

33.18       Pentalpha Surveillance LLC, as Operating Advisor of the Quaker Bridge Mall Mortgage Loan (see Exhibit 33.9)

33.19       CoreLogic Solutions, LLC, as Servicing Function Participant of the Quaker Bridge Mall Mortgage Loan (see Exhibit 33.10)

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.21       Wells Fargo Bank, National Association, as Primary Servicer of the 100 East Pratt Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.22       Trimont LLC, as Primary Servicer of the 100 East Pratt Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 100 East Pratt Mortgage Loan prior to December 17, 2025 (see Exhibit 33.3)

33.24       Argentic Services Company LP, as Special Servicer of the 100 East Pratt Mortgage Loan on and after December 17, 2025 (Omitted. See Explanatory Notes.)

33.25       Wilmington Trust, National Association, as Trustee of the 100 East Pratt Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Wells Fargo Bank, National Association, as Custodian of the 100 East Pratt Mortgage Loan (see Exhibit 33.8)

33.27       Pentalpha Surveillance LLC, as Operating Advisor of the 100 East Pratt Mortgage Loan (see Exhibit 33.9)

33.28       CoreLogic Solutions, LLC, as Servicing Function Participant of the 100 East Pratt Mortgage Loan (see Exhibit 33.10)

33.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.30       Wells Fargo Bank, National Association, as Primary Servicer of the Four Penn Center Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.31       Trimont LLC, as Primary Servicer of the Four Penn Center Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.32       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Four Penn Center Mortgage Loan prior to December 17, 2025 (see Exhibit 33.3)

33.33       Argentic Services Company LP, as Special Servicer of the Four Penn Center Mortgage Loan on and after December 17, 2025 (Omitted. See Explanatory Notes.)

33.34       Wilmington Trust, National Association, as Trustee of the Four Penn Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wells Fargo Bank, National Association, as Custodian of the Four Penn Center Mortgage Loan (see Exhibit 33.8)

33.36       Pentalpha Surveillance LLC, as Operating Advisor of the Four Penn Center Mortgage Loan (see Exhibit 33.9)

33.37       CoreLogic Solutions, LLC, as Servicing Function Participant of the Four Penn Center Mortgage Loan (see Exhibit 33.10)

33.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.39       Wells Fargo Bank, National Association, as Primary Servicer of the 787 Seventh Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.40       Trimont LLC, as Primary Servicer of the 787 Seventh Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.41       Wells Fargo Bank, National Association, as Special Servicer of the 787 Seventh Avenue Mortgage Loan prior to March 1, 2025

33.42       Trimont LLC, as Special Servicer of the 787 Seventh Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.43       Wilmington Trust, National Association, as Trustee of the 787 Seventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Deutsche Bank Trust Company Americas, as Custodian of the 787 Seventh Avenue Mortgage Loan

33.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the 787 Seventh Avenue Mortgage Loan (see Exhibit 33.10)

33.46       Wells Fargo Bank, National Association, as Primary Servicer of the Naples Grande Beach Resort Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.47       Trimont LLC, as Primary Servicer of the Naples Grande Beach Resort Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.48       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 33.3)

33.49       Wilmington Trust, National Association, as Trustee of the Naples Grande Beach Resort Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Wells Fargo Bank, National Association, as Custodian of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 33.8)

33.51       Pentalpha Surveillance LLC, as Operating Advisor of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 33.9)

33.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 33.10)

33.53       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.54       Wells Fargo Bank, National Association, as Primary Servicer of the Williamsburg Premium Outlets Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.55       Trimont LLC, as Primary Servicer of the Williamsburg Premium Outlets Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.56       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 33.3)

33.57       Wilmington Trust, National Association, as Trustee of the Williamsburg Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Wells Fargo Bank, National Association, as Custodian of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 33.8)

33.59       Park Bridge Lender Services LLC, as Operating Advisor of the Williamsburg Premium Outlets Mortgage Loan

33.60       CoreLogic Solutions, LLC, as Servicing Function Participant of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 33.10)

33.61       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.62       Wells Fargo Bank, National Association, as Primary Servicer of the Hall Office Park A1/G1/G3 Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.63       Trimont LLC, as Primary Servicer of the Hall Office Park A1/G1/G3 Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.64       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 33.3)

33.65       Wilmington Trust, National Association, as Trustee of the Hall Office Park A1/G1/G3 Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wells Fargo Bank, National Association, as Custodian of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 33.8)

33.67       Park Bridge Lender Services LLC, as Operating Advisor of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 33.59)

33.68       CoreLogic Solutions, LLC, as Servicing Function Participant of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 33.10)

33.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.70       Wells Fargo Bank, National Association, as Primary Servicer of the Palisades Center Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.71       Trimont LLC, as Primary Servicer of the Palisades Center Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.72       Wells Fargo Bank, National Association, as Special Servicer of the Palisades Center Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.73       Trimont LLC, as Special Servicer of the Palisades Center Mortgage Loan between March 1, 2025 and April 16, 2025 (see Exhibit 33.2)

33.74       Mount Street US (Georgia) LLP, as Special Servicer of the Palisades Center Mortgage Loan on and after April 17, 2025 (Omitted. See Explanatory Notes.)

33.75       Wilmington Trust, National Association, as Trustee of the Palisades Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.76       Wells Fargo Bank, National Association, as Custodian of the Palisades Center Mortgage Loan (see Exhibit 33.8)

33.77       CoreLogic Solutions, LLC, as Servicing Function Participant of the Palisades Center Mortgage Loan (see Exhibit 33.10)

33.78       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.79       Wells Fargo Bank, National Association, as Primary Servicer of the One Harbor Point Square Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.80       Trimont LLC, as Primary Servicer of the One Harbor Point Square Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.81       LNR Partners, LLC, as Special Servicer of the One Harbor Point Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.82       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the One Harbor Point Square Mortgage Loan (see Exhibit 33.44)

33.83       Park Bridge Lender Services LLC, as Operating Advisor of the One Harbor Point Square Mortgage Loan (see Exhibit 33.59)

33.84       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Harbor Point Square Mortgage Loan (see Exhibit 33.10)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

34.2         Trimont LLC, as Master Servicer on and after March 1, 2025

34.3         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to December 17, 2025

34.4         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Quaker Bridge Mall Mortgage Loan (see Exhibit 34.3)

34.5         Argentic Services Company LP, as Special Servicer on and after December 17, 2025 (except with respect to the Quaker Bridge Mall Mortgage Loan) (Omitted. See Explanatory Notes.)

34.6         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.7         Wells Fargo Bank, National Association, as Certificate Administrator

34.8         Wells Fargo Bank, National Association, as Custodian

34.9         Pentalpha Surveillance LLC, as Operating Advisor

34.10       CoreLogic Solutions, LLC, as Servicing Function Participant

34.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.12       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.13       Wells Fargo Bank, National Association, as Primary Servicer of the Quaker Bridge Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.14       Trimont LLC, as Primary Servicer of the Quaker Bridge Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Quaker Bridge Mall Mortgage Loan (see Exhibit 34.3)

34.16       Wilmington Trust, National Association, as Trustee of the Quaker Bridge Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.17       Wells Fargo Bank, National Association, as Custodian of the Quaker Bridge Mall Mortgage Loan (see Exhibit 34.8)

34.18       Pentalpha Surveillance LLC, as Operating Advisor of the Quaker Bridge Mall Mortgage Loan (see Exhibit 34.9)

34.19       CoreLogic Solutions, LLC, as Servicing Function Participant of the Quaker Bridge Mall Mortgage Loan (see Exhibit 34.10)

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.21       Wells Fargo Bank, National Association, as Primary Servicer of the 100 East Pratt Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.22       Trimont LLC, as Primary Servicer of the 100 East Pratt Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 100 East Pratt Mortgage Loan prior to December 17, 2025 (see Exhibit 34.3)

34.24       Argentic Services Company LP, as Special Servicer of the 100 East Pratt Mortgage Loan on and after December 17, 2025 (Omitted. See Explanatory Notes.)

34.25       Wilmington Trust, National Association, as Trustee of the 100 East Pratt Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Wells Fargo Bank, National Association, as Custodian of the 100 East Pratt Mortgage Loan (see Exhibit 34.8)

34.27       Pentalpha Surveillance LLC, as Operating Advisor of the 100 East Pratt Mortgage Loan (see Exhibit 34.9)

34.28       CoreLogic Solutions, LLC, as Servicing Function Participant of the 100 East Pratt Mortgage Loan (see Exhibit 34.10)

34.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.30       Wells Fargo Bank, National Association, as Primary Servicer of the Four Penn Center Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.31       Trimont LLC, as Primary Servicer of the Four Penn Center Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.32       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Four Penn Center Mortgage Loan prior to December 17, 2025 (see Exhibit 34.3)

34.33       Argentic Services Company LP, as Special Servicer of the Four Penn Center Mortgage Loan on and after December 17, 2025 (Omitted. See Explanatory Notes.)

34.34       Wilmington Trust, National Association, as Trustee of the Four Penn Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wells Fargo Bank, National Association, as Custodian of the Four Penn Center Mortgage Loan (see Exhibit 34.8)

34.36       Pentalpha Surveillance LLC, as Operating Advisor of the Four Penn Center Mortgage Loan (see Exhibit 34.9)

34.37       CoreLogic Solutions, LLC, as Servicing Function Participant of the Four Penn Center Mortgage Loan (see Exhibit 34.10)

34.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.39       Wells Fargo Bank, National Association, as Primary Servicer of the 787 Seventh Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.40       Trimont LLC, as Primary Servicer of the 787 Seventh Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.41       Wells Fargo Bank, National Association, as Special Servicer of the 787 Seventh Avenue Mortgage Loan prior to March 1, 2025

34.42       Trimont LLC, as Special Servicer of the 787 Seventh Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.43       Wilmington Trust, National Association, as Trustee of the 787 Seventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Deutsche Bank Trust Company Americas, as Custodian of the 787 Seventh Avenue Mortgage Loan

34.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the 787 Seventh Avenue Mortgage Loan (see Exhibit 34.10)

34.46       Wells Fargo Bank, National Association, as Primary Servicer of the Naples Grande Beach Resort Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.47       Trimont LLC, as Primary Servicer of the Naples Grande Beach Resort Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.48       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 34.3)

34.49       Wilmington Trust, National Association, as Trustee of the Naples Grande Beach Resort Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Wells Fargo Bank, National Association, as Custodian of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 34.8)

34.51       Pentalpha Surveillance LLC, as Operating Advisor of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 34.9)

34.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 34.10)

34.53       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.54       Wells Fargo Bank, National Association, as Primary Servicer of the Williamsburg Premium Outlets Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.55       Trimont LLC, as Primary Servicer of the Williamsburg Premium Outlets Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.56       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 34.3)

34.57       Wilmington Trust, National Association, as Trustee of the Williamsburg Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Wells Fargo Bank, National Association, as Custodian of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 34.8)

34.59       Park Bridge Lender Services LLC, as Operating Advisor of the Williamsburg Premium Outlets Mortgage Loan

34.60       CoreLogic Solutions, LLC, as Servicing Function Participant of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 34.10)

34.61       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.62       Wells Fargo Bank, National Association, as Primary Servicer of the Hall Office Park A1/G1/G3 Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.63       Trimont LLC, as Primary Servicer of the Hall Office Park A1/G1/G3 Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.64       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 34.3)

34.65       Wilmington Trust, National Association, as Trustee of the Hall Office Park A1/G1/G3 Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wells Fargo Bank, National Association, as Custodian of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 34.8)

34.67       Park Bridge Lender Services LLC, as Operating Advisor of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 34.59)

34.68       CoreLogic Solutions, LLC, as Servicing Function Participant of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 34.10)

34.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.70       Wells Fargo Bank, National Association, as Primary Servicer of the Palisades Center Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.71       Trimont LLC, as Primary Servicer of the Palisades Center Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.72       Wells Fargo Bank, National Association, as Special Servicer of the Palisades Center Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.73       Trimont LLC, as Special Servicer of the Palisades Center Mortgage Loan between March 1, 2025 and April 16, 2025 (see Exhibit 34.2)

34.74       Mount Street US (Georgia) LLP, as Special Servicer of the Palisades Center Mortgage Loan on and after April 17, 2025 (Omitted. See Explanatory Notes.)

34.75       Wilmington Trust, National Association, as Trustee of the Palisades Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.76       Wells Fargo Bank, National Association, as Custodian of the Palisades Center Mortgage Loan (see Exhibit 34.8)

34.77       CoreLogic Solutions, LLC, as Servicing Function Participant of the Palisades Center Mortgage Loan (see Exhibit 34.10)

34.78       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.79       Wells Fargo Bank, National Association, as Primary Servicer of the One Harbor Point Square Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.80       Trimont LLC, as Primary Servicer of the One Harbor Point Square Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.81       LNR Partners, LLC, as Special Servicer of the One Harbor Point Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.82       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the One Harbor Point Square Mortgage Loan (see Exhibit 34.44)

34.83       Park Bridge Lender Services LLC, as Operating Advisor of the One Harbor Point Square Mortgage Loan (see Exhibit 34.59)

34.84       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Harbor Point Square Mortgage Loan (see Exhibit 34.10)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

35.2         Trimont LLC, as Master Servicer on and after March 1, 2025

35.3         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to December 17, 2025

35.4         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Quaker Bridge Mall Mortgage Loan (see Exhibit 35.3)

35.5         Argentic Services Company LP, as Special Servicer on and after December 17, 2025 (except with respect to the Quaker Bridge Mall Mortgage Loan) (Omitted. See Explanatory Notes.)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator

35.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Quaker Bridge Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.9         Trimont LLC, as Primary Servicer of the Quaker Bridge Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Quaker Bridge Mall Mortgage Loan (see Exhibit 35.3)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the 100 East Pratt Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.12       Trimont LLC, as Primary Servicer of the 100 East Pratt Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 100 East Pratt Mortgage Loan prior to December 17, 2025 (see Exhibit 35.3)

35.14       Argentic Services Company LP, as Special Servicer of the 100 East Pratt Mortgage Loan on and after December 17, 2025 (Omitted. See Explanatory Notes.)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Four Penn Center Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.16       Trimont LLC, as Primary Servicer of the Four Penn Center Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Four Penn Center Mortgage Loan prior to December 17, 2025 (see Exhibit 35.3)

35.18       Argentic Services Company LP, as Special Servicer of the Four Penn Center Mortgage Loan on and after December 17, 2025 (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the 787 Seventh Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.20       Trimont LLC, as Primary Servicer of the 787 Seventh Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.21       Wells Fargo Bank, National Association, as Special Servicer of the 787 Seventh Avenue Mortgage Loan prior to March 1, 2025

35.22       Trimont LLC, as Special Servicer of the 787 Seventh Avenue Mortgage Loan on and after March 1, 2025

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the Naples Grande Beach Resort Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.24       Trimont LLC, as Primary Servicer of the Naples Grande Beach Resort Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 35.3)

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the Williamsburg Premium Outlets Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.27       Trimont LLC, as Primary Servicer of the Williamsburg Premium Outlets Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 35.3)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the Hall Office Park A1/G1/G3 Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.30       Trimont LLC, as Primary Servicer of the Hall Office Park A1/G1/G3 Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 35.3)

35.32       Wells Fargo Bank, National Association, as Primary Servicer of the Palisades Center Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.33       Trimont LLC, as Primary Servicer of the Palisades Center Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.34       Wells Fargo Bank, National Association, as Special Servicer of the Palisades Center Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.35       Trimont LLC, as Special Servicer of the Palisades Center Mortgage Loan between March 1, 2025 and April 16, 2025 (see Exhibit 35.2)

35.36       Mount Street US (Georgia) LLP, as Special Servicer of the Palisades Center Mortgage Loan on and after April 17, 2025 (Omitted. See Explanatory Notes.)

35.37       Wells Fargo Bank, National Association, as Primary Servicer of the One Harbor Point Square Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.38       Trimont LLC, as Primary Servicer of the One Harbor Point Square Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.39       LNR Partners, LLC, as Special Servicer of the One Harbor Point Square Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 19, 2026